Form 10-Q
period 2011-06-30
China Resources Development Inc.
filed 2011-08-15
CIK 1510030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35104

CHINA RESOURCES DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o SSC Mandarin Investment Group Limited
1402 China Resources Building
26 Harbour Road, Wanchai
Hong Kong
852-2504-2333
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 15, 2011, the registrant had 1,437,500 shares of its common stock, par value $0.001 per share, outstanding.

CHINA RESOURCES DEVELOPMENT INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Condensed Statements of Operations for the six and three months ended June 30, 2011 and the period December 6, 2010 (inception) through June 30, 2011 (unaudited)	4

Condensed Statements of Stockholders’ Equity (Deficit) for the period December 6, 2010 (inception) through June 30, 2011 (unaudited)	5

Condensed Statements of Cash Flows for the six months ended June 30, 2011 and the period December 6, 2010 (inception) through June 30, 2011 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$804	$
Noncurrent asset:
Deferred offering costs	393,992	60,000
Total assets	$394,796	$60,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued offering expenses	$45,633	$40,000

Due to related party	281,405	24,139
Note payable to related party	50,000

Total current liabilities	377,038	64,139
COMMITMENTS
Stockholders' equity (deficit):
50,000,000 ordinary shares, par value $0.001 per share and 1,000,000 preferred shares, par value $0.001 per share authorized; 1,437,500 and 1 issued and outstanding as of June 30, 2010 and December 31, 2010	1,437
Additional paid-in capital	23,563
Deficit accumulated during the development stage	(7,242)	(4,139)
Total stockholders' equity (deficit)	17,758	(4,139)

Total liabilities and stockholders' equity (deficit)	$394,796	$60,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESUORCES DEVELOPMENT INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended June 30, 2011	For the six month period ended June 30, 2011	For the period from December 6, 2010 (Inception) to June 30, 2011
Revenue	$-	$-	$-

Formation and operating costs	(2,312)	(3,103)	(7,242)

Net loss applicable to ordinary shareholders	$(2,312)	$(3,103)	$(7,242)

Loss per ordinary share, basic and diluted	$-	$-	$-

Weighted average number of ordinary shares outstanding, basic and diluted	1,911,401	1,973,584	1,725,695

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 6, 2010 (Inception) to June 30, 2011

				Deficit
				Accumulated
			Additional	During the	Stockholder’s
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, December 6, 2010 (Inception)	—	$—	$—	$—	$—
Ordinary share issued at $0.001 per share to initial stockholder on December 6, 2010	1
Net loss for the period				(4,139)	(4,139)
Balance at December 31, 2010	1	—	—	(4,139)	(4,139)
Ordinary shares issued at $0.001 per share to initial stockholder on January 6, 2011	2,156,249	2,156	22,844	—	25,000
Repurchase and cancellation of ordinary shares on May 31, 2011	(718,750)	(719)	719	—	—
Net loss (unaudited)				(3,103)	(3,103)
Balance at June 30, 2011 (unaudited)	1,437,500	$1,437	$23,563	$(7,242)	$17,758

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESUORCES DEVELOPMENT INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six month period ended June 30, 2011	For the period from December 6, 2010 (Inception) to June 30, 2011
Cash flows from operating activities:
Net loss	$(3,103)	$(7,242)
Net cash used in operating activities	(3,103)	(7,242)
Cash flows from financing activities:
Advance from related party	89,862	114,001
Proceeds from note payable to related party	25,861	25,861
Proceeds from issuance of ordinary shares to initial stockholder	25,000	25,000
Payment of deferred offering costs	(136,816)	(156,816)
Net cash provided by financing activities	3,907	8,046
Net increase in cash	804	804
Cash at beginning of period	—	—
Cash at end of period	$804	$804
Supplemental disclosure of noncash financing activities:
Payable and accrual of deferred offering costs	$5,633	$45,633
Deferred offering costs paid by related party	$167,404	$167,404
Conversion of advance from related party to note payable to related party	$24,139	$24,139

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Financial Information
The accompanying condensed balance sheet as of June 30, 2011, the condensed statements of operations, changes in shareholders’ equity, and cash flows for the six months ending June 30, 2011 are unaudited. These unaudited condensed financial statements are prepared in United States dollars and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of China Resources Development Inc. (a corporation in the development stage) (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

Note 2 — Organization and Nature of Business Operations
The Company was incorporated in Cayman Islands on December 6, 2010 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities (collectively the ‘‘Business Combination’’).

At June 30, 2011 (unaudited), the Company had neither engaged in any operations nor generated revenue to date. All activity through June 30, 2011 (unaudited) relates to the Company’s formation and the proposed public offering described below. The Company is considered to be in the development stage as defined in Financial Accounting Standard Board Accounting Standard Codification (‘‘ASC’’) 915, ‘‘Development Stage Enterprises’’, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Proposed Offering”) (see Note 4) was declared effective on June 8, 2011.  However, due to market conditions, the Company has not yet consummated the Proposed Offering.  The Company will not have any operations, if at all, until the Proposed Offering is completed.

Note 3 — Summary of Significant Accounting Policies

Translation of foreign currency
The financial statements are presented in U.S. dollars. Assets and liabilities held at institutions that have a functional currency (i.e., the currency in which activities are primarily conducted) other than the U.S. dollar are translated to U.S. dollars at year-end exchange rates.

Development stage company
The Company complies with the reporting requirements of ASC 915 ‘‘Development Stage Entities’’.

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which may, at times, exceed the Federal depository insurance coverage of $250,000. The Company has not experienced a loss on this account and management believes the Company is not exposed to significant risks on such account.

Note 3 — Summary of Significant Accounting Policies – (continued)

Deferred offering costs
The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to shareholder’s equity upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $60,000 and $394,000 relating to expenses connected with the Proposed Offering as of December 31, 2010 and June 30, 2011 (unaudited), respectively.

Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 ‘‘Fair Value Measurements and Disclosures’’, approximates the carrying amounts presented in the accompanying balance sheet.

Income taxes
The Company complies with FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities for differences between the interim financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a full valuation allowance as of June 30, 2011 of $2,462. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of June 30, 2011. The section prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax provision must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. states and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Loss per ordinary share
The Company complies with accounting and disclosure requirements of ASC 260 ‘‘Earnings per Share’’. Basic loss per ordinary share is computed by dividing net loss applicable to common shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares and would then share in the earnings of the Company except where the result would be anti-dilutive. There were no potentially dilutive securities or other contracts outstanding for all periods presented; as a result, diluted loss per ordinary share is the same as basic loss per ordinary share.

Note  3 — Summary of Significant Accounting Policies – (continued)

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Geographical risk
The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

New accounting pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 4 – Proposed Public Offering
The Proposed Offering called for the Company to offer for public sale up to 5,000,000 units (‘‘Units’’) at $10.00 per unit. Each Unit consists of one ordinary share of the Company at $0.001 par value, and one redeemable ordinary share purchase warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $11.50 upon the completion of the initial Business Combination, and will expire five years from the completion of the initial Business Combination. The Warrant will be redeemable at a price of $0.01 per Warrant upon 30 days prior written notice (‘‘30-Day Notice Period’’) at any time while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given, provided that the Company has an effective registration statement under the Securities Act covering the shares issuable upon exercise of the warrants and a current prospectus relating to them is available throughout the 30-Day Notice Period and until the date of redemption. If a registration statement is not effective within a specified period following the consummation of a Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, provided that such exemption is available. If that exemption is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the foregoing, in no event will the Company be required to net cash settle the Warrants.

The Company anticipates granting the underwriters a 45-day option to purchase up to 15% of the total number of Units sold in the Proposed Offering solely to cover over-allotments, if any. A discount of 3% of gross proceeds from the offering is anticipated for underwriting fees.

Note 5 — Related Party Transactions
An entity controlled by the Company’s principal shareholder and director, SSC Mandarin Investment Group Limited, provided preliminary funding in the amount of approximately $24,000 for formation and operating costs and deferred offering costs for the period from December 6, 2010 (Inception) to December 31, 2010, which is included in due to related party. On January 5, 2011, the Company issued a $50,000 unsecured promissory note to SSC Mandarin Investment Group Limited, which included a conversion of the amounts previously recorded as due to related party. The note is non-interest bearing and is payable on the earlier of January 5, 2012 or the consummation of the Proposed Offering. As of December 31, 2010 and June 30, 2011 (unaudited), SSC Mandarin Investment Group Limited had advanced to the Company an aggregate of approximately $24,000 and $281,000, respectively, to cover operating costs and deferred offering costs.

Note 5 — Related Party Transactions – (continued)

The Company currently occupies office space provided by an affiliate of its Chairman and Chief Executive Officer. Such affiliate has agreed that, from the consummation of the Proposed Offering until the consummation of the initial Business Combination by the Company or the distribution of the Trust Account to the Public Shareholders, it will make such office space, as well as general and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services.

Robin Lee, director and officer of the Company, and other officers of the Company have agreed to purchase in a private placement warrants simultaneously with the consummation of the Proposed Offering at an aggregate purchase price of approximately $3,000,000 from the Company and not as part of the Proposed Offering. The purchasers will agree not to transfer such warrants until the completion of a Business Combination. Management does not believe that the sale of warrants to such individuals will result in the recognition of stock-based compensation expense because the warrants are being sold at or above fair value. However, the actual fair value of the warrants and any stock-based compensation will be determined on the date of issuance.

The Company has entered into an agreement with Global Strategic Partners Limited, an entity for which John Ambruz, a director of the Company, is the Managing Member. The agreement provides for financial advisory and coordination services related to the Proposed Offering. Costs for services provided by both Global Strategic Partners Limited and its Managing Member total approximately $50,000 and $10,000 for the period December 6, 2010 (inception) through June 30, 2011 and January 1, 2011 through June 30, 2011 (unaudited) and are included in deferred offering costs and accrued offering costs. Additional fees of $225,000 will be paid upon consummation of the Proposed Offering and fees of $325,000 upon consummation of a Business Combination. The Company will also reimburse Global Strategic Partners Limited for its reasonable out-of pocket expenses.

In January 2011, Robin Lee transferred a total of 912,813 ordinary shares to other parties, including 452,813 ordinary shares to Global Strategic Partners Limited (‘‘GSPL’’) and 23,000 ordinary shares to John F. Ambruz, GSPL’s Managing Member, at a purchase price of approximately $0.01 per share (or an aggregate of $10,583), the same price Mr. Lee originally paid for such shares. Mr. Lee transferred the shares to these parties, including GSPL and Mr. Ambruz, so they could participate in the equity ownership of the Company at the same price that Mr. Lee was participating without the need for the Company to issue additional shares and cause further dilution. The transfer of shares to Mr. Ambruz was made after he had agreed to serve as director of the Company. However, the transfers to Global Strategic Partners Limited and Mr. Ambruz were not in any way related to the advisory agreement with GSPL described in Note 5 above.

 Note 6 — Stockholders' Equity

Preferred Shares
The Company is authorized to issue up to 1,000,000 shares of preferred shares, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No shares of preferred shares were issued and outstanding as of June 30, 2011 or December 31, 2010.

Ordinary Shares
On December 6, 2010, in connection with the formation of the Company, the Company issued one ordinary share to Robin Lee, director and officer of the Company, for a nominal consideration. On January 6, 2011, the Company further issued 2,156,249 ordinary shares to Robin Lee for an aggregate of approximately $25,000 in cash, in a private placement.

Note 6 — Stockholders' Equity – (continued)

During May 2011, the Company repurchased an aggregate of 718,750 ordinary shares from its initial shareholders for an aggregate of $0.01. The repurchase was made solely to maintain the Company’s initial shareholders’ ownership interest in the Company’s ordinary shares at 20% following a reduction in the size of the Proposed Offering. Such repurchased shares were immediately cancelled, resulting in the retirement of the treasury shares and a corresponding credit to additional paid-in capital.

Of the initial ordinary shares outstanding, an aggregate of up to 187,500 shares are subject to redemption by the Company to the extent that the over-allotment option is not exercised in full by the underwriters. The Company will redeem from the holders of these ordinary shares, at no cost to the Company, a number of ordinary shares necessary to maintain their collective 20% ownership interest in the Company’s securities after giving effect to the Proposed Offering and exercise, if any, of the underwriters’ over-allotment option.

Note 7 — Subsequent Events

Management has performed an evaluation of subsequent events through August 15, 2011, the date of issuance of the financial statements. Subsequent events have been evaluated through this date, noting no additional items which require adjustment or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “us” or “we” refer to China Resources Development Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview
We were incorporated in Cayman Islands on December 6, 2010 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities, which we refer to as a ‘‘target business.’’ While our efforts to identify a prospective target business will not necessarily be limited to a particular industry or geographic region, we initially intend to focus on businesses located in or serving the People’s Republic of China that are engaged primarily in the basic minerals mining and related industries. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

The registration statement for our initial public offering was declared effective on June 8, 2011.  However, due to market conditions, we have not yet consummated the initial public offering.  We will not have any operations, if at all, until the initial public offering is completed.

Results of Operations
For the period from December 6, 2010 (inception) through June 30, 2011 we had a net loss of $7,242. We incurred costs of $393,992 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.

At June 30, 2011, we had neither engaged in any operations nor generated revenue to date. All activity through June 30, 2011 relates to our formation and the proposed public offering.

Liquidity and Capital Resources

We believe that, upon consummation of the proposed public offering, we will have sufficient available funds to operate for the next 24 months, assuming that a business combination is not consummated during that time. However, we will be dependent on loans from SSC Mandarin Investment Group Limited (“SSCMG”), an entity controlled by Robin Lee, our Chairman and Chief Executive Officer, for funds to meet our working capital needs from time to time prior to the consummation of the proposed public offering.

We are obligated, commencing on the consummation of the proposed public offering, to pay SSCMG a monthly fee of $10,000 for general and administrative services. We have agreed to pay Global Strategic Partners Limited (“GSPL”), an entity controlled by John F. Ambruz, a member of our board of directors, an advisory fee of an aggregate of $600,000 for assisting us with our formation and the proposed public offering.

We have paid GSPL $50,000 of such fee and will pay GSPL an additional $225,000 of such fee upon consummation of the proposed public offering and the remaining $325,000 of such fee upon consummation of our initial business combination.

As of June 30, 2011, SSCMG has advanced an aggregate of $331,405 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf, as well as the first portion of the advisory fee payable to GSPL. The loans will be payable without interest on the consummation of the proposed public offering. The loans will be repaid out of the proceeds of the proposed public offering not being placed in trust. Our officers have committed to purchase warrants for a total purchase price of $3,000,000 from us. This purchase will take place on a private placement basis simultaneously with the consummation of the proposed public offering.

In addition, in order to finance transaction costs and supplement our working capital in connection with an intended initial business combination, our officers, directors, initial shareholders or their affiliates may, but are not obligated to, loan us funds as may be required to be evidenced by a promissory note. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such promissory note but no proceeds from our trust account would be used for such repayment. If we consummate a business combination, we will either repay the note, without interest, or, at the holder’s option, convert it into warrants.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Development stage company
The Company complies with the reporting requirements of ASC 915 ‘‘Development Stage Entities’’.

Deferred offering costs
The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to shareholder’s equity upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $60,000 and $394,000 relating to expenses connected with the Proposed Offering as of December 31, 2010 and June 30, 2011 (unaudited), respectively.

Income taxes
The Company complies with ASC 740 ‘‘Accounting for Income Taxes’’, which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. There were no adjustments related to uncertain tax positions recognized during the period December 6, 2010 (inception) to June 30, 2011, January 1, 2011 to June 30, 2011 and April 1, 2011 to June 30, 2011 (unaudited).

Loss per ordinary share
The Company complies with accounting and disclosure requirements of ASC 260 ‘‘Earnings per Share’’. Basic loss per ordinary share is computed by dividing net loss applicable to common shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares and would then share in the earnings of the Company except where the result would be anti-dilutive. There were no potentially dilutive securities or other contracts outstanding for all periods presented; as a result, diluted loss per ordinary share is the same as basic loss per ordinary share.

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

New accounting pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 6, 2010, in connection with the formation of the Company, the Company issued one ordinary share to Robin Lee, director and officer of the Company, for a nominal consideration. On January 6, 2011, the Company further issued 2,156,249 ordinary shares to Robin Lee for an aggregate of approximately $25,000 in cash, in a private placement.

During May 2011, the Company repurchased an aggregate of 718,750 ordinary shares from its initial shareholders for an aggregate of $0.01. The repurchase was made solely to maintain the Company’s initial shareholders’ ownership interest in the Company’s ordinary shares at 20% following a reduction in the size of the Proposed Offering. Such repurchased shares were immediately cancelled, resulting in the retirement of the treasury shares and a corresponding credit to additional paid-in capital.

The proceeds from the issuance of the securities described above have been used to pay the Company’s expenses relating to the Proposed Offering.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.5	Promissory Note issued to SSC Mandarin Investment Group Limited (filed on March 23, 2011 with Amendment No. 2 to the Registration Statement).

10.8	Advisory Agreement between the Registrant and Global Strategic Partners Limited (filed on March 23, 2011 with Amendment No. 2 to the Registration Statement).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RESOURCES DEVELOPMENT INC. Date: August 15, 2011

/s/ Seng Leong Lee
Name:	Seng Leong Lee
Title:	Chairman and Chief Executive Officer

/s/ Wing Kai Ho
Name:	Wing Kai Ho
Title:	Chief Financial Officer