Form 10-Q/A
period 2011-06-30
China Resources Development Inc.
filed 2011-09-08
CIK 1510030

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
Yes ☑ No ☐
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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to China Resources Development, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6 – Exhibits

Exhibit Number	Description
10.5*	Promissory Note issued to SSC Mandarin Investment Group Limited (filed on March 23, 2011 with Amendment No. 2 to the Registration Statement).

10.8*	Advisory Agreement between the Registrant and Global Strategic Partners Limited (filed on March 23, 2011 with Amendment No. 2 to the Registration Statement).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with our Form 10-Q as filed on August 15, 2011

**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RESOURCES DEVELOPMENT INC. Date: September 8, 2011

/s/ Seng Leong Lee
Name:	Seng Leong Lee
Title:	Chairman and Chief Executive Officer

/s/ Wing Kai Ho
Name:	Wing Kai Ho
Title:	Chief Financial Officer