Form 10-Q
period 2011-09-30
China Resources Development Inc.
filed 2011-11-14
CIK 1510030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of November 14, 2011, the registrant had 1,437,500 shares of its common stock, par value $0.001 per share, outstanding.

CHINA RESOURCES DEVELOPMENT INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Condensed Statements of Operations for the nine and three months ended September 30, 2011 and the period December 6, 2010 (inception) through September 30, 2011 (unaudited)	4

Condensed Statements of Stockholders’ Equity (Deficit) for the period December 6, 2010 (inception) through September 30, 2011 (unaudited)	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and the period December 6, 2010 (inception) through September 30, 2011 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$804	$
Noncurrent asset:
Deferred offering costs	426,013	60,000
Total assets	$426,817	$60,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued offering expenses	$81,155	$40,000

Due to related party	281,405	24,139
Note payable to related party	50,000

Total current liabilities	412,560	64,139
COMMITMENTS
Stockholders’ equity (deficit):
50,000,000 ordinary shares, par value $0.001 per share and 1,000,000 preferred shares, par value $0.001 per share authorized; 1,437,500 and 1 ordinary shares issued and outstanding as of September 30, 2011 and December 31, 2010	1,437
Additional paid-in capital	23,563
Deficit accumulated during the development stage	(10,743)	(4,139)
Total stockholders’ equity (deficit)	14,257	(4,139)
Total liabilities and stockholders’ equity (deficit)	$426,817	$60,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended September 30, 2011		For the nine month period ended September 30, 2011		For the period from December 6, 2010 (Inception) to September 30, 2011
Revenue	$		$		$

Formation and operating costs		(3,501)		(6,604)		(10,743)

Net loss applicable to ordinary shareholders		$(3,501)		$(6,604)		$(10,743)

Loss per ordinary share, basic and diluted	$		$			$(0.01)

Weighted average number of ordinary shares outstanding, basic and diluted		1,437,500		1,792,926		1,637,019

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from December 6, 2010 (Inception) to September 30, 2011

					Deficit
					Accumulated
				Additional	During the	Stockholders’
	Common Stock			Paid-in	Development	Equity
	Shares	Amount		Capital	Stage	(Deficit)
Balances, December 6, 2010 (Inception)		$		$	$	$
Ordinary share issued at $0.001 per share to initial shareholder on December 6, 2010	1
Net loss for the period					(4,139)	(4,139)
Balances at December 31, 2010	1				(4,139)	(4,139)
Ordinary shares issued at $0.001 per share to initial shareholders on January 6, 2011	2,156,249		2,156	22,844		25,000
Repurchase and cancellation of ordinary shares on May 31, 2011	(718,750)		(719)	719
Net loss (unaudited)					(6,604)	(6,604)
Balances at September 30, 2011 (unaudited)	1,437,500		$1,437	$23,563	$(10,743)	$14,257

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine month period ended September 30, 2011	For the period from December 6, 2010 (Inception) to September 30, 2011
Cash flows from operating activities:
Net loss	$(6,604)	$(10,743)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued offering expenses	3,501	3,501
Net cash used in operating activities	(3,103)	(7,242)
Cash flows from financing activities:
Advance from related party	89,862	114,001
Proceeds from note payable to related party	25,861	25,861
Proceeds from issuance of ordinary shares to initial shareholders	25,000	25,000
Payment of deferred offering costs	(136,816)	(156,816)
Net cash provided by financing activities	3,907	8,046
Net increase in cash	804	804
Cash at beginning of period
Cash at end of period	$804	$804
Supplemental disclosure of noncash financing activities:
Payable and accrual of deferred offering costs	$37,654	$77,654
Deferred offering costs paid by related party	$167,404	$167,404
Conversion of advance from related party to note payable to related party	$24,139	$24,139

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Financial Information
The accompanying condensed balance sheet as of September 30, 2011, the condensed statements of operations for the nine and three months ended September 30, 2011, and the stockholders’ equity (deficit), and cash flows for the nine months ended September 30, 2011 are unaudited. These unaudited condensed financial statements are prepared in United States dollars and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of China Resources Development Inc. (a corporation in the development stage) (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

Note 2 — Organization and Nature of Business Operations
The Company was incorporated in Cayman Islands on December 6, 2010 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities (collectively the ‘‘Business Combination’’).

At September 30, 2011 (unaudited), the Company had neither engaged in any operations nor generated revenue to date. All activity through September 30, 2011 (unaudited) relates to the Company’s formation and the proposed public offering described below. The Company is considered to be in the development stage as defined in Financial Accounting Standard Board Accounting Standard Codification (‘‘ASC’’) 915, ‘‘Development Stage Enterprises’’, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Proposed Offering”) (see Note 4) was declared effective on June 8, 2011.  However, due to market conditions, the Company has not yet consummated the Proposed Offering.  The Company will not have any operations, if at all, until the Proposed Offering is completed.

Note 3 — Summary of Significant Accounting Policies

Translation of foreign currency
The financial statements are presented in U.S. dollars. Assets and liabilities held at institutions that have a functional currency (i.e., the currency in which activities are primarily conducted) other than the U.S. dollar are translated to U.S. dollars at period-end exchange rates.

Development stage company
The Company complies with the reporting requirements of ASC 915 ‘‘Development Stage Entities’’.

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which may, at times, exceed the federally insured limits. The Company is subject to credit risk to the extent any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. Management monitors the financial condition of such financial institutions and does not anticipate any losses from these counterparties.

Note 3 — Summary of Significant Accounting Policies – (continued)

Deferred offering costs
The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet dates that are related to the Proposed Offering and that will be charged to shareholders’ equity upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $60,000 and $426,000 relating to expenses connected with the Proposed Offering as of December 31, 2010 and September 30, 2011 (unaudited), respectively.

Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 ‘‘Fair Value Measurements and Disclosures’’, approximates the carrying amounts presented in the accompanying balance sheet.

Income taxes
The Company complies with FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities for differences between the interim financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a full valuation allowance as of September 30, 2011 of $3,653. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of September 30, 2011. The section prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax provision must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 5 — Related Party Transactions
An entity controlled by the Company’s principal shareholder and director, SSC Mandarin Investment Group Limited, provided preliminary funding in the amount of approximately $24,000 for formation and operating costs and deferred offering costs for the period from December 6, 2010 (Inception) to December 31, 2010, which is included in due to related party. On January 5, 2011, the Company issued a $50,000 unsecured promissory note to SSC Mandarin Investment Group Limited, which included a conversion of the amounts previously recorded as due to related party. The note is non-interest bearing and is payable on the earlier of January 5, 2012 or the consummation of the Proposed Offering. As of December 31, 2010 and September 30, 2011 (unaudited), SSC Mandarin Investment Group Limited had advanced to the Company an aggregate of approximately $24,000 and $281,000, respectively, to cover operating costs and deferred offering costs.

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

The Company has entered into an agreement with Global Strategic Partners Limited, an entity for which John Ambruz, a director of the Company, is the Managing Member. The agreement provides for financial advisory and coordination services related to the Proposed Offering. Costs for services provided by both Global Strategic Partners Limited and its Managing Member total approximately $50,000 and $10,000 for the period December 6, 2010 (inception) through September 30, 2011 and January 1, 2011 through September 30, 2011 (unaudited) and are included in deferred offering costs and accrued offering costs. Additional fees of $225,000 will be paid upon consummation of the Proposed Offering and fees of $325,000 upon consummation of a Business Combination. The Company will also reimburse Global Strategic Partners Limited for its reasonable out-of pocket expenses.

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

 Note 6 — Stockholders’ Equity

Preferred Shares
The Company is authorized to issue up to 1,000,000 shares of preferred shares, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No shares of preferred shares were issued and outstanding as of September 30, 2011 or December 31, 2010.

Ordinary Shares
On December 6, 2010, in connection with the formation of the Company, the Company issued one ordinary share to Robin Lee, director and officer of the Company, for a nominal consideration. On January 6, 2011, the Company further issued 2,156,249 ordinary shares to Robin Lee for an aggregate of approximately $25,000 in cash, in a private placement.

Note 6 — Stockholders’ Equity – (continued)

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

Note 7 — Subsequent Events
Management has performed an evaluation of subsequent events through November 14, 2011, the date of issuance of the financial statements. Subsequent events have been evaluated through this date, noting no additional items which require adjustment or disclosure.

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

Overview
We were incorporated in Cayman Islands on December 6, 2010 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities, which we refer to as a “target business”. While our efforts to identify a prospective target business will not necessarily be limited to a particular industry or geographic region, we initially intend to focus on businesses located in or serving the People’s Republic of China that are engaged primarily in the basic minerals mining and related industries. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

The registration statement for our initial public offering was declared effective on June 8, 2011.  However, due to market conditions, we have not yet consummated the initial public offering.  We will not have any operations, if at all, until the initial public offering is completed.

Results of Operations
For the period from December 6, 2010 (inception) through September 30, 2011 we had a net loss of $10,743. We incurred costs of $426,013 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.

At September 30, 2011, we had neither engaged in any operations nor generated revenue to date. All activity through September 30, 2011 relates to our formation and the proposed public offering.

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

As of September 30, 2011, SSCMG has advanced an aggregate of $331,405 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf, as well as the first portion of the advisory fee payable to GSPL. The loans will be payable without interest on the consummation of the proposed public offering. The loans will be repaid out of the proceeds of the proposed public offering not being placed in trust. Our officers have committed to purchase warrants for a total purchase price of $3,000,000 from us. This purchase will take place on a private placement basis simultaneously with the consummation of the proposed public offering.

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

Development stage company
The Company complies with the reporting requirements of ASC 915 ‘‘Development Stage Entities’’.

Deferred offering costs
The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to shareholder’s equity upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $60,000 and $426,000 relating to expenses connected with the Proposed Offering as of December 31, 2010 and September 30, 2011 (unaudited), respectively.

Income taxes
The Company complies with ASC 740 ‘‘Accounting for Income Taxes’’, which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. There were no adjustments related to uncertain tax positions recognized during the period December 6, 2010 (inception) to September 30, 2011, January 1, 2011 to September 30, 2011 and July 1, 2011 to September 30, 2011 (unaudited).

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

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The proceeds from the issuance of the securities described above have been used to pay the Company’s expenses relating to the proposed public offering.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RESOURCES DEVELOPMENT INC.
Date: November 14, 2011

/s/ Seng Leong Lee
Name:	Seng Leong Lee
Title:	Chairman and Chief Executive Officer

/s/ Wing Kai Ho
Name:	Wing Kai Ho
Title:	Chief Financial Officer