Form 10-K
period 2011-12-31
China Resources Development Inc.
filed 2012-04-16
CIK 1510030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-35104

CHINA RESOURCES DEVELOPMENT INC.

(Name of Issuer in Its Charter)

Cayman Islands	N/A
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

c/o SSC Mandarin Investment Group Limited 1402 China Resources Building 26 Harbour Road, Wanchai Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

(852) 2504-2333

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, Par Value $0.001 Per Share

Warrants, Each to Purchase One Share

Units, Each Consisting of One Share and One Warrant

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.                  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                  Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of June 30, 2011 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of March 30, 2012, there were 1,437,500 Ordinary Shares, $.001 par value per share, outstanding.

Documents Incorporated by Reference: None.

CHINA RESOURCES DEVELOPMENT INC.

FORM 10-K

i

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: inability to protect our intellectual property; inability to obtain necessary financing; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions.

A description of key factors that have a direct bearing on our results of operations is provided under “Risk Factors” included on Item 1A of this form 10-K.

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to the “Company”, “we,” “us” and “our” refer to China Resources Development Inc.

We were incorporated in the Cayman Islands on December 6, 2010 for the purpose of completing an initial public offering of our securities and then seeking to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities. The registration statement for our initial public offering was declared effective on June 8, 2011.  However, due to market conditions, we have not yet consummated the initial public offering.  We will not have any operations nor will we search for prospective target businesses, if at all, until the initial public offering is completed.

For a complete description of our intended business following consummation of our initial public offering, see the section titled “Proposed Business” included in our Registration Statement on Form S-1 (SEC File No. 333-171727).

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.

ITEM 1A.	RISK FACTORS

We will not have any operations nor will we search for prospective target businesses, if at all, until the initial public offering is completed. For a complete description of the risks related to our intended business following consummation of our initial public offering, see the section titled “Risk Factors” included in our Registration Statement on Form S-1 (SEC File No. 333-171727).

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We maintain our principal executive offices at c/o SSCMG, 1402 China Resources Building, 26 Harbour Road, Wanchai, Hong Kong. This space is currently provided to us by SSC Mandarin Investment Group Limited (“SSCMG”), an affiliate of Robin Lee, our chairman and chief executive officer, at no charge. Following the consummation of our initial public offering, we will pay SSCMG a $10,000 per-month fee for general and administrative services, including use of this office space, until the consummation of our initial business combination or our earlier liquidation. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Even though our registration statement was declared effective on June 8, 2011, the proposed public offering has not yet been consummated. Accordingly, there is currently no established public trading market for our securities.

Holders

As of March 30, 2012, there were no holders of record of our preferred shares, 10 holders of record of our ordinary shares and no holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination, if at all. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On December 6, 2010, in connection with our formation, we issued one ordinary share to Robin Lee, director and officer of ours, for a nominal consideration. On January 6, 2011, we further issued 2,156,249 ordinary shares to Robin Lee for an aggregate of approximately $25,000 in cash, in a private placement.

During May 2011, we repurchased an aggregate of 718,750 ordinary shares from our initial shareholders for an aggregate of $0.01. Such repurchased shares were immediately cancelled, resulting in the retirement of the treasury shares and a corresponding credit to additional paid-in capital.

The proceeds from the issuance of the securities described above have been used to pay certain of our expenses relating to our proposed initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

		For the
		period from
		December 6,
		2010
	For the year	(Inception)
	ended	to
	December	December
	31, 2011	31, 2010

Revenue	$	$

Formation, operating costs, and impairment	(68,440)	(4,139)

Net loss applicable to ordinary shareholders	$(68,440)	(4,139)

Loss per ordinary share, basic and diluted	$(0.04)	$(4,139)

Total assets	$386,771	$60,000

Total liabilities	$434,350	$64,139

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We were incorporated in Cayman Islands on December 6, 2010 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities. The registration statement for our initial public offering was declared effective on June 8, 2011. However, due to market conditions, we have not yet consummated the initial public offering. Accordingly, we will not have any operations nor will we search for a target business, if at all, until the initial public offering is completed.

Results of Operations

For the period from December 6, 2010 (inception) through December 31, 2011 we had a net loss of $ 72,579. We incurred costs of $426,013 with regard to our initial public offering, of which $386,013 was classified as deferred offering costs on our balance sheet.

At December 31, 2011, we had neither engaged in any operations nor generated revenue to date. All activity through December 31, 2011 relates to our formation and the proposed public offering.

Liquidity and Capital Resources

We are dependent on loans from SSCMG, an entity controlled by Robin Lee, our Chairman and Chief Executive Officer, for funds to meet our working capital needs from time to time prior to the consummation of our proposed initial public offering.

We are obligated, commencing on the consummation of the proposed initial public offering, to pay SSCMG a monthly fee of $10,000 for general and administrative services. We have agreed to pay Global Strategic Partners Limited (“GSPL”), an entity controlled by John F. Ambruz, a member of our board of directors, an advisory fee of an aggregate of $600,000 for assisting us with our formation and the proposed public offering. We have paid GSPL $50,000 of such fee and will pay GSPL an additional $225,000 of such fee upon consummation of the proposed public offering and the remaining $325,000 of such fee upon consummation of our initial business combination.

As of December 31, 2011, SSCMG has advanced an aggregate of $365,574 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf, as well as the first portion of the advisory fee payable to GSPL. The amounts advanced will be payable without interest on the consummation of the proposed public offering. The amounts advanced will be repaid out of the proceeds of the proposed public offering not being placed in trust.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

We do not currently have any contractual obligations. Upon consummation of the proposed public offering, we will be obligated to pay SSCMG a monthly fee of $10,000 for general and administrative services.

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

Development stage company

The Company complies with the reporting requirements of ASC 915 “Development Stage Entities”.

Deferred offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering”. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to shareholder’s equity upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $60,000 and $426,000 relating to expenses connected with the Proposed Offering as of December 31, 2010 and December 31, 2011, respectively.

These costs are reviewed periodically by management for indications of impairment. During the year ended December 31, 2011, the Company incurred approximately $40,000 of impairment charges. There were no impairment charges for the period from December 6, 2010 (Inception) through December 31, 2010.

Income taxes

There is, at present, no direct taxation in the Cayman Islands and interest, dividends, and gains payable to the Company are received free of all Cayman Islands taxes. The Company is registered as an “exempted company” pursuant to the Cayman Islands Companies Law (as amended). The Company has received an undertaking from the Governor in Cabinet of the Cayman Islands to the effect that, for a period of 20 years from such date, no law that thereafter is enacted in the Cayman Islands imposing any tax or duty to be levied on profits, income or on gains or appreciation, or any tax in the nature of estate duty or inheritance tax, will apply to any property composed in or any income arising under the Company, or to the shareholders thereof, in respect of any such property or income. As the Company proceeds with making investments in various jurisdictions, tax considerations outside the Cayman Islands may arise. Although the Company intends to pursue tax-efficient investments, it may be subject to income tax, withholding tax, capital gains tax, and other taxes imposed by tax authorities in other jurisdictions. The Company does not expect to be subject to direct taxation based on net income in the U.S. as long as it maintains its non-U.S. trade or business status. The Company does not expect to invest in any U.S. obligation that will be subject to U.S. withholding taxes.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011. The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended December 31, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260 “Earnings per Share”. Basic loss per ordinary share is computed by dividing net loss applicable to common shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares and would then share in the earnings of the Company except where the result would be anti-dilutive. There were no potentially dilutive securities or other contracts outstanding for all periods presented; as a result, diluted loss per ordinary share is the same as basic loss per ordinary share.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Based on his evaluation as of December 31, 2011, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

This Form 10-K does not include an attestation report on our internal control over financial reporting, pursuant to an exemption from such requirement provided by Section 404(c) to the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC promulgated thereunder.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Seng Leong “Robin” Lee	60	Chairman and Chief Executive Officer
Wing Kai “Brandon” Ho	45	Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and Director
Xiaona “Angela” Ma	36	Vice President of Business Development, Assistant Secretary and Assistant Treasurer
Maozhen Sang	46	Vice President of Mining Analysis
John F. Ambruz	56	Director
Paul Bernards	48	Director
Pieter van Aswegen	69	Director
Shaonan “Gordon” Xing	56	Director
Qiaolian “Benita” Wang	34	Director

Seng Leong “Robin” Lee has served as our Chairman and Chief Executive Officer since our inception. We believe Mr. Lee’s over 27 years of financial and M&A advisory, and public and private corporate finance experience, much of which has been focused on the Chinese mineral mining industry, makes him well-qualified to serve as a member of our board. Mr. Lee currently serves as the Group Chairman and Chief Executive Officer of SSCM, a corporate finance advisory firm registered under the Hong Kong Securities and Futures Ordinance (HKSFO) founded by him in June 2000 that provides financial advice to international companies with respect to mining industry acquisitions in China. In this capacity, Mr. Lee has been active in several restructuring and financing projects relating to the gold and other minerals mining industries in China and has assisted several PRC enterprises in listing on the Hong Kong and Singapore stock exchanges. Mr. Lee has served as a director of SSCMG, an investment holding company, since August 2007, as Chairman and Chief Executive Officer of SSC Mandarin Diamond Mining, a holding company of diamond projects in South Africa, since 2010, and as a director of that Company since September 2008. Each of SSCM, SSCMG and SSC Mandarin Diamond Mining is controlled by Mr. Lee. Since February 2010, Mr. Lee has been a director of Apex Minerals NL, a publicly traded company listed on the Australian Stock Exchange (stock code: AXM). From June 2008 to August 2010, Mr. Lee was a director of Grand T G Gold, a publicly traded company at that time listed on the Hong Kong Stock Exchange (stock code: 8299), and also served as its Chief Executive Officer from September 2009 to August 2010. Grand T G Gold is principally focused, through its subsidiary Tongguan Taizhou Mining Company Ltd. (“Taizhou Mining”), on the exploration and exploitation of precious metals and mineral resources in the PRC. In September 2007, Mr. Lee became the Chairman and Chief Executive Officer of China Mining, a blank check company formed for the purpose of acquiring one or more operating businesses, with an expected focus on businesses located in or serving PRC that are engaged primarily in the mineral mining industry and related industries. Due to market conditions, China Mining never completed its initial public offering and did not engage in any substantive operations. From March 2004 until February 2006, Mr. Lee was Chairman of SSC Sino Gold Consulting Company Limited (now known as SSC Sino Gold Mining Investment Company Limited (“SSC Sino Gold”)), a joint venture company established in 2003 between affiliates of each of SSCM and the China Gold Association. From August 1997 to June 2000, Mr. Lee served as Chief Executive Officer of Mandarin Business Consultants (Pty) Limited, a business consulting firm located in Johannesburg, South Africa. From September 1984 to July 1997, Mr. Lee served as General Manager of Nedcor Asia Ltd (Nedcor), a Hong Kong restricted licensed bank, where he held senior management positions in that firm’s banking, securities and investment banking businesses. While at Nedcor, Mr. Lee played a leading role in the acquisition of a chrome mine in South Africa and, from October 1994 to March 1996, served as Chief Representative of Nedcor’s Chinese banking affiliate where he established a business network in China and South Africa and assisted mining companies in identifying acquisition targets and business opportunities in China and South Africa. From July 1980 to August 1984, Mr. Lee was the Chief Accountant of National Bank of Canada, Hong Kong Branch. From July 1973 to July 1980, Mr. Lee was employed by Oversea Trust Bank Ltd, Hong Kong as an accountant. Mr. Lee holds a diploma in accounting from the University of Hong Kong Polytechnic and a Master of Business Administration degree from the University of East Asia, Macau. Mr. Lee is a fellow member of the Hong Kong Institute of Directors.

Wing Kai “Brandon” Ho has served as our Vice President of Finance, Chief Financial Officer, Secretary, Treasurer since our inception and member of our board of directors since January 2011. Since October 2010, Mr. Ho has served as the Director, Executive Committee of SSCM. He previously served as Project Director of SSCM, where he participated in several restructuring and financing projects relating to the gold and other minerals mining industries in China, from June 2006 to December 2008. From December 2008 to September 2010, Mr. Ho served as the Financial Controller of Grand T G Gold and also served as its secretary for a portion of that time period. In November 2007, Mr. Ho became the Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of China Mining. From June 2003 to April 2006, Mr. Ho was employed by On Harvest (HK) Limited, a Hong Kong-based business and financial advisory firm, as a financial consultant in the fields of business advisory, corporate finance advisory and mergers and acquisitions. From December 1993 to June 2003, Mr. Ho was employed by Tem Fat Hing Fung (Holdings) Limited and its affiliated companies, a Hong Kong based group focusing on bullion trading and property investment principally in Hong Kong and China, where he held various positions relating to finance and accounting, including the position of Group Senior Finance Manager. In this capacity, Mr. Ho was responsible for financial reporting and compliance, taxation as well as financial management. Mr. Ho also participated in numerous restructuring and corporate financing transactions while serving in the foregoing positions. Prior to joining that company, Mr. Ho worked in the fields of accounting and auditing in Hong Kong and Australia. Mr. Ho holds a Bachelor of Business degree in accounting from the University of Southern Queensland, Australia and a Master of Business Administration degree from the Manchester Business School, United Kingdom. Mr. Ho is a fellow member of the Association of Chartered Certified Accountants, United Kingdom, and a member of the Hong Kong Institute of Certified Public Accountants and is licensed as a Certified Public Accountant in the United States.

Xiaona “Angela” Ma has served as Vice President of Business Development, Assistant Secretary and Assistant Treasurer since January 2011. Since 1998, Ms. Ma has been in charge of establishing SSCM’s networks in China, serving as representative of its Shanghai Office from May 2002 until December 2006, and as representative of its Beijing office from October 2004 until the present. She also currently serves as director of Zhejiang Zhegang SSC Mandarin Investment Management Company Limited, SSCM’s affiliated foreign equity joint venture company in China. In November 2007, Ms. Ma became the Vice President of Business Development, Assistant Secretary and Assistant Treasurer of China Mining. Ms. Ma has participated in numerous corporate financial advisory projects including the listing of companies on the Singapore and Hong Kong stock exchanges. Ms. Ma holds a Bachelor of Economics degree in international trade and English from China East Science and Technology University in Shanghai, China.

Maozhen Sang has served as our Vice President of Mining Analysis since January 2011. Mr. Sang has more than 20 years of geological, mining, processing, project assessment and management experience. Since October 2009, Mr. Sang has served as Production Planning Manager at Shandong Gold Non-Ferrous Mining Group Company Limited, in charge of production, planning and mining technology, as well as participating in mergers and acquisitions of mineral projects. From April 2007 to September 2009, Mr. Sang served as Project Manager of Shandong Gold Development Company, where Mr. Sang participated in numerous mergers and acquisitions transactions in minerals projects. From July 2000 to April 2007, Mr. Sang held various positions with Shandong Gold Mining Company Limited, including from November 2006 to April 2007 as Deputy Planning and Production Safety Manager. From March 1990 to July 2000, Mr. Sang was employed by Shandong Gold Group Company Limited, where he held various positions relating to management of gold production technology. Mr. Sang holds a Bachelor of Engineering degree in mining and a Master of Engineering degree in mining economics from Beijing University of Science and Technology (formerly Beijing Iron and Steel Institute). Mr. Sang is a registered mining appraiser and consulting engineer (investment) in the PRC.

John F. Ambruz has served as a member of our board of directors since January 2011. We believe Mr. Ambruz’s extensive experience in all aspects of mergers and acquisitions domestically and internationally, having completed over a hundred transactions as advisor in fifteen countries, makes him well-qualified to serve as a member of our board. Mr. Ambruz currently serves as the Chairman and Chief Executive Officer of GSPL, a strategic and financial advisory and investment firm whose predecessor he founded in May 2006. Mr. Ambruz is one of two employees of GSPL. From March 1991 to May 2006, Mr. Ambruz held various positions with Masonite International Corporation (“Masonite”) and its predecessor, Premdor Inc., including, from November 1992 to May 2004 as advisor and then Vice President, Strategic Development of Masonite and from May 2004 to May 2006 as Executive Vice President, Strategic Development of Masonite. At Masonite, Mr. Ambruz was instrumental in the development and execution of that company’s industry consolidation and vertical integration strategy, and played a key role in Masonite’s $2.6 billion leveraged buyout sale in 2005 to Kohlberg Kravis Roberts & Co. (KKR), a private equity firm. At the time of its sale in 2005, Masonite had annual consolidated sales of $2.4 billion and was the world’s largest manufacturer and distributor of residential and commercial doors and door components. Prior to joining Masonite, Mr. Ambruz served as managing member of The Great Circle Group LLC, a mergers and acquisitions advisory firm that he founded, Managing Director and co-head of the New York mergers and acquisitions department of Barclays de Zoete Wedd, and Managing Director in the New York corporate finance department of Wood Gundy (now CIBC World Markets), a leading Canadian investment bank. Prior to entering investment banking, Mr. Ambruz was an industrial engineer and production manager at several manufacturing companies. Mr. Ambruz previously served as a member of the board of directors of China Mining. Mr. Ambruz holds a Bachelor of Science degree in physics and applied math from McMaster University (Hamilton, Canada) and an MBA in finance and management from The Wharton School of the University of Pennsylvania.

Paul Bernards has served as a member of our board of directors since January 2011. Mr. Bernards’ over 25 years of experience in corporate finance and public accounting makes him well-qualified to serve as a member of our board. Currently, Mr. Bernards acts as a private investor, consultant, and/or director to a number of enterprises. From January 2009 through June 2010, Mr. Bernards served as Senior Vice President and Chief Financial Officer for the Premier Salons Beauty Stores group of companies, among North America’s largest privately owned providers of beauty salon services and products. Due to continuing operating losses in a weak retail environment, on July 6, 2010, Premier Salons Beauty Stores and its wholly owned direct and indirect subsidiaries Trade Secret, Inc., Trade Secret Beauty Stores, Inc., Trade Secret Excusive Stores, Inc., Trade Secret Luxury Stores, Inc. Beauty First, Inc. and Pure Beauty Inc. filed for voluntary bankruptcy in the State of Delaware. From September 2006 through December 2008, Mr. Bernards has served as Senior Vice President Finance and Chief Financial Officer for Shepell FGI LP, a leading provider of employee assistance programs in Canada. From January 1989 to February 2006, Mr. Bernards held various positions at Masonite International Corporation, a leading global manufacturer of door and door components, including most recently Executive Vice President and Chief Financial Officer and played a key role in Masonite’s $2.6 billion leveraged buyout sale in 2005 to Kohlberg Kravis Roberts & Co. (KKR), a private equity firm. From May 1985 to December 1988, Mr. Bernards served as a Senior Accountant for KPMG LLP. Mr. Bernards previously served as a member of the board of directors of China Mining. Mr. Bernards holds a Bachelor of Arts in Finance from the University of Toronto and a Master of Business Administration from York University (now Schulich) in Toronto. Mr. Bernards is a Chartered Accountant in Canada, a Certified Public Accountant in the United States and holds an ICD.D designation from the Institute of Corporate Directors in Canada.

Pieter van Aswegen has served as a member of our board of directors since January 2011. We believe Mr. van Aswegen’s over 35 years of experience in the gold mining industry in South Africa and internationally makes him well-qualified to serve as a member of our board. Since July 2006, Mr. van Aswegen has been the sole proprietor of P Met Consulting cc, a metallurgical processing consulting company which he founded. From April 1998 through June 2006, Mr. van Aswegen was employed by Gold Fields Ltd., an international producer of gold, as a Senior Manager responsible for marketing, development and implementation of bio-oxidation processing of gold ores in Australia, Ghana, Kazakhstan, China and Uzbekistan. Prior to joining Gold Fields, from January 1970 to March 1998 Mr. van Aswegen was employed by Gencor Ltd., an international gold and base metals company located in Johannesburg, South Africa. Gencor was acquired by Gold Fields in April 1998. While employed by Gencor, Mr. van Aswegen was also involved in the development of various international mining projects and held various positions relating to metallurgy and production, including, from June 1989 to March 1998, the position of Senior Manager Metallurgy in the International Gold Division with responsibility for operations in West Africa, Brazil and Indonesia. Mr. van Aswegen also served on the board of directors of Gold Fields of Uzbekistan and P Met Consulting cc. Mr. van Aswegen previously served as a director of Grand T G Gold and as a member of the board of directors of China Mining. Mr. van Aswegen holds a Bachelor of Science degree in Metallurgy from the University of Pretoria and is a Fellow of the South African Institute of Mining and Metallurgy, a Fellow of the Australian Institute of Mining and Metallurgy and registered as a Chartered Professional (Metallurgy).

Shaonan “Gordon” Xing has served as a member of our board of directors since January 2011. We believe Mr. Xing’s prior experience in central government and business in China makes him well-qualified to serve as a member of our board. Since 2003, Mr. Xing has been an executive director of Offshore Capital Investment (Holdings) Limited, a consulting firm which he founded. Mr. Xing has also served as Chief Advisor of Greater China to Crowe Horwath (HK) CPA Ltd. From 1999 to 2002, Mr. Xing served as an advisor to the chief executive officer of Asia Television Limited, one of the two wireless commercial television stations in Hong Kong. From 1997 to 1998, Mr. Xing attended business school at Murdoch University in Australia. From 1994 to 1996, Mr. Xing served as a director of Nam Kwong (Group) Company Limited, an enterprise under the State-owned Assets Supervision and Administration of the State Council of the PRC. Prior to that, Mr. Xing had served more than ten years in various positions in the central government and a state-owned enterprise in China. Mr. Xing previously served as an advisor to Grand T G Gold. Mr. Xing holds a Master of Business Administration degree from Murdoch University, Australia.

Qiaolian “Benita” Wang has served as a member of our board of directors since January 2011. We believe Ms. Wang’s extensive experiences in corporate finance in the PRC and Hong Kong makes her well-qualified to serve as a member of our board. Since May 2003, Ms. Wang has served as Director of the Jinan representative office of Tai, Mak & Partners (now Patrick Mak & Tse), a solicitor firm in Hong Kong. Since November 2005, Ms. Wang has served as Secretary General of Shandong-Hong Kong Small and Medium Enterprises Association. From July 1999 to April 2003, Ms. Wang held various positions with Shandong Lunbo Photolumineous Products Company Limited. Ms. Wang holds a Bachelor of Economics degree in International Trade from Shandong Economic University, China.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Ms. Wang and Mr. Bernards, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Ambruz and Mr. Xing, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Lee, Mr. Ho and Mr. van Aswegen, will expire at the third annual meeting.

Aside from our officers’ and directors’ limited involvement in the proposed offering for China Mining as described above, none of our officers and directors has been involved with any other blank check company.

John F. Ambruz is the only member of our board of directors who resides in the United States.

Special Advisor

We may seek guidance and advice from the following special advisor. We have no formal arrangement or agreement with this advisor to provide services to us and he has no fiduciary obligation to present business opportunities to us. This special advisor will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if he is able to do so. Nevertheless, we believe with his business background and extensive contacts, he will be helpful to our search for a target business and our consummation of a business combination.

Dr. Denis Worrall has served as an advisor to our company since January 2011. Since 1990, Dr. Worrall has been the Chairman of Omega Investment Research (Pty) Ltd, a consulting firm which he founded, with offices in London and Cape Town. From 1994 to 2001 Dr. Worrall was Vice-Chairman of International Bank of Southern Africa. From 2001 to 2006, he was Chairman of Crown Diamonds NL, a mineral exploration and development company that was engaged in the exploration and production of diamonds in South Africa. From November 2005 to March 2007, Dr. Worrall served as an advisor to Petra Diamonds, an AIM-quoted and ASX-listed diamond mining group engaged in the exploration, mining and beneficiation of diamonds in Africa. From February 2006 to July 2007, Dr. Worrall was a member of the board of directors of Blackstar plc, an AIM-listed investment fund. From 2005 to 2009, Dr Worrall was Chairman of Ikosis Mining Resources (Pty) Ltd and NamaKhoi Mineral Resources (Pty) Ltd, both of which are South African mining companies. Dr. Worrall served as the South Africa ambassador to Australia from 1982 to 1984 and the United Kingdom from 1984 to 1987 and is a former member of the South African Senate. From 1991 to 1993 Dr. Worrall was a consultant to the World Bank. Since 2004, he has been chairman of the South African Formula One Grand Prix Bid Company. Dr. Worrall previously served as a member of the board of directors of China Mining. Dr. Worrall holds a Bachelor of Arts degree in Philosophy and Law and a Master of Arts degree in Political Philosophy from the University of Cape Town, an L.L.B. degree from the University of South Africa and a Ph.D. degree in Political Science from Cornell University, where he was a Fulbright Scholar.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Upon consummation of the proposed public offering, we will adopt a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics will codify the business and ethical principles that govern all aspects of our business.

Corporate Governance

Audit Committee

Effective upon consummation of the proposed public offering, we will establish an audit committee of the board of directors, which will consist of Mr. Bernards, Mr. Aswegen and Ms. Wang, each of whom is an independent director under the NASDAQ Stock Market’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ Stock Market listing standards. The NASDAQ Stock Market listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Stock Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Paul Bernards qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective upon consummation of the proposed public offering, we will establish a nominating committee of the board of directors, which will consist of Mr. Bernards, Mr. Aswegen, and Mr. Xing, each of whom is an independent director under the NASDAQ Stock Market’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. Commencing on the date the proposed public offering is consummated through the consummation of an initial business combination or our earlier liquidation, we will pay SSCMG, an entity controlled by Robin Lee, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Lee compensation in lieu of a salary. Additionally, GSPL, an entity controlled by John F. Ambruz, a member of our board of directors, will be paid an aggregate of $600,000, of which $50,000 has already been paid, as an advisory fee for assisting us with our formation and the proposed public offering. GSPL may also be paid an additional advisory fee for assisting us with consummating our initial business combination (although no arrangement has been agreed to as of the date of this Form 10-K and will not be agreed to unless and until we consummate our initial public offering).

Other than the foregoing payments, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Compensation Committee Interlocks and Insider Participation

The Board does not have a compensation committee, or board committee performing equivalent functions, at this time, and as discussed has not yet awarded any kind of compensation to the Company’s executive officers. No officer or employee, or former officer or employee, of the Company has participated in deliberations of the Company’s Board concerning executive officer compensation. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Beneficial
Name and Address of Beneficial Owner (1)	Ownership		Ownership
Robin Lee	828,960	(2)	57.6%
Brandon Ho	153,334	(3)	10.6%
Angela Ma	46,000	(3)	3.2%
Maozhen Sang	15,333	(3)	1.1%
John F. Ambruz (4)	317,208	(5)	22.1%
Paul Bernards (6)	15,333	(3)	1.1%
Pieter van Aswegen (7)	15,333	(3)	1.1%
Gordon Xing (8)	15,333	(3)	1.1%
Benita Wang (9)	15,333	(3)	1.1%
Global Strategic Partners Limited (10)	301,875		21.0%
All directors and executive officers as a group (nine individuals)	1,422,167		98.9%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o SSCMG, 1402 China Resources Building, 26 Harbour Road, Wanchai, Hong Kong.

(2)	Does not include shares of common stock that Mr. Lee may receive in the event that shares held by Messrs. Ho, Sang, Ambruz, Bernards, van Aswegen, Xing and Ms. Ma and Ms. Wang do not vest as described below in footnotes 3 and 5.

(3)	These shares shall vest in full upon the consummation of a business combination (subject to the terms of the escrow agreement), provided the individual is still an officer or director at such time. In addition, such shares shall vest in full if such individual ceases to be an officer or director for any reason other than voluntary termination or termination by us for cause. All unvested shares shall be transferred back to Mr. Lee at a price of approximately $0.02 per share.

(4)	The business address of John F. Ambruz is 106 Stonewall Circle, West Harrison, New York 10604.

(5)	Includes 301,875 shares held by Global Strategic Partners Limited, which Mr. Ambruz controls. Also includes 15,333 shares held by Mr. Ambruz that shall vest in full upon the consummation of a business combination (subject to the terms of the escrow agreement), provided he is still a director at such time. In addition, such shares shall vest in full if Mr. Amburz ceases to be a director for any reason other than voluntary termination or termination by us for cause. All unvested shares shall be transferred back to Mr. Lee at a price of approximately $0.02 per share.

(6)	The business address of Paul Bernards is 3219 Yonge Street, Suite 223, Toronto, Ontario, Canada M4N 2L3.

(7)	The business address of Pieter van Aswegen is 9 Reading Country Estates, 26 Fore Street, New Redruth, Alberton 1449, Republic of South Africa.

(8)	The business address of Gordon Xing is 34/F, The Lee Gardens, 33 Hysan Avenue, Causeway Bay, Hong Kong.

(9)	The business address of Benita Wang is Room 8718, Hua Neng Tower, No. 17, Quancheng Road, Jinan, China.

(10)	The business address of Global Strategic Partners Limited is 21st Floor, New World Tower 1, 18 Queen’s Road, Central, Hong Kong.

For a complete description of our principal shareholders following consummation of our initial public offering and the obligations of our principal shareholders in connection with our initial public offering, see the section titled “Principal Shareholders” included in our Registration Statement on Form S-1 (SEC File No. 333-171727).

Robin Lee is our “promoter,” as that term is defined under the Federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 2010, we issued one ordinary share to Robin Lee, our chairman and chief executive officer, in connection with our formation. In January 2011, we issued an additional 2,156,249 ordinary shares to Robin Lee for $25,000 in cash, at a purchase price of $0.01 share. Mr. Lee thereafter transferred certain shares as follows:

Name	Number of Shares	Relationship to Us
Global Strategic Partners Limited	452,813	An entity controlled by John F. Ambruz, a Director
Brandon Ho	230,000	Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and Director
Angela Ma	69,000	Vice President of Business Development, Assistant Secretary and Assistant Treasurer
Maozhen Sang	23,000	Vice President of Mining Analysis
John F. Ambruz	23,000	Director
Paul Bernards	23,000	Director
Pieter van Aswegen	23,000	Director
Gordon Xing	23,000	Director
Benita Wang	23,000	Director
Dr. Denis Worrall	23,000	Special Advisor

The shares transferred by Mr. Lee to Messrs. Ho, Sang, Ambruz, Bernards, van Aswegen and Xing and Ms. Ma and Ms. Wang are restricted and will vest in full upon the consummation of a business combination (subject to the terms of the escrow agreement), provided such individual is still an officer or director at such time. Such shares shall also vest in full if such individual ceases to be an officer or director for any reason other than voluntary termination or termination by us for cause. All unvested shares shall be transferred back to Mr. Lee at a price of approximately $0.02 per share.

In May 2011, we repurchased an aggregate of 718,750 ordinary shares from our initial shareholders for an aggregate of $0.01. Each initial shareholder contributed its pro rata portion of the aggregate 718,750 shares that were repurchased by us based on the total number of shares each shareholder held at the time.

As indicated above, we will not have any operations nor will we search for prospective target businesses, if at all, until the initial public offering is completed. Accordingly, for a complete description of our related party transactions in connection with our initial public offering and thereafter, see the section titled “Certain Transactions” included in our Registration Statement on Form S-1 (SEC File No. 333-171727).

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

As a foreign company, we are not required to have a majority of our board be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. However, we have determined that upon consummation of the proposed initial public offering, each of Messrs. Bernards, van Aswegen, Xing and Ms. Wang will be an independent director, and therefore a majority of our board of directors will be composed of independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Rothstein Kass acts as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

During the year ended December 31, 2011 and the period from December 6, 2010 (Inception) to December 31, 2010, audit fees for our independent registered public accounting firm were $55,000 and $10,000 respectively.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the year ended December 31, 2011 and the period from December 6, 2010 (Inception) to December 31, 2010.

Tax Fees

During the year ended December 31, 2011 and the period from December 6, 2010 (Inception) to December 31, 2010, our independent registered public accounting firm did not render any for tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

During the year ended December 31, 2011 and the period from December 6, 2010 (Inception) to December 31, 2010, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee will not be formed until the consummation of the proposed initial public offering, the audit committee did not pre-approve the foregoing services prior to such date. Upon consummation of the proposed initial public offering and establishment of our audit committee, the audit committee will approve the engagement of our independent accountant to render audit or non-audit services on a going-forward basis.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (filed on May 6, 2011 with Amendment No. 4 to the Registration Statement).

4.1	Specimen Unit Certificate (filed on May 20, 2011 with Amendment No. 5 to the Registration Statement).

4.2	Specimen Ordinary Share Certificate (filed on February 18, 2011 with Amendment No. 1 to the Registration Statement).

4.3	Specimen Warrant Certificate (filed on February 18, 2011 with Amendment No. 1 to the Registration Statement).

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (filed on May 20, 2011 with Amendment No. 5 to the Registration Statement).

10.1	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and each of the Registrant’s Officers, Directors and Initial Shareholders (filed on May 6, 2011 with Amendment No. 4 to the Registration Statement).

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (filed on May 20, 2011 with Amendment No. 5 to the Registration Statement).

10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders (filed on May 6, 2011 with Amendment No. 4 to the Registration Statement).

10.4	Form of Letter Agreement between SSC Mandarin Investment Group Limited and Registrant regarding administrative support (filed on February 18, 2011 with Amendment No. 1 to the Registration Statement).

10.5	Promissory Note issued to SSC Mandarin Investment Group Limited (filed on March 23, 2011 with Amendment No. 2 to the Registration Statement).

10.6	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders (filed on February 18, 2011 with Amendment No. 1 to the Registration Statement).

10.7	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Insider Warrants (filed on March 23, 2011 with Amendment No. 2 to the Registration Statement).

10.8	Advisory Agreement between the Registrant and Global Strategic Partners Limited (filed on March 23, 2011 with Amendment No. 2 to the Registration Statement).

14	Code of Ethics (filed on February 18, 2011 with Amendment No. 1 to the Registration Statement).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Form of Audit Committee Charter (filed on February 18, 2011 with Amendment No. 1 to the Registration Statement).

99.2	Form of Nominating Committee Charter (filed on February 18, 2011 with Amendment No. 1 to the Registration Statement).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2012.

CHINA RESOURCES DEVELOPMENT INC.

By:	/s/ Seng Leong Lee
Seng Leong Lee
Chairman and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of China Resources Development Inc. hereby constitute and appoint Seng Leong Lee and Wing Kai Ho, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Seng Leong Lee	Chairman and Chief Executive Officer
Seng Leong Lee	(Principal Executive Officer)	March 30, 2012

Vice President of Finance, Chief Financial
Officer, Secretary, Treasurer and Director
/s/ Wing Kai Ho	(Principal Financial Officer and Principal
Wing Kai Ho	Accounting Officer)	March 30, 2012

/s/ Xiaona Ma	Vice President of Business Development,
Xiona Ma	Assistant Secretary and Assistant Treasurer	March 30, 2012

/s/ Maozhen Sang
Maozhen Sang	Vice President of Mining Analysis	March 30, 2012

/s/ John F. Ambruz
John F. Ambruz	Director	March 30, 2012

Name	Title	Date
/s/ Paul Bernards
Paul Bernards	Director	March 30, 2012

/s/ Pieter van Aswegen
Pieter van Aswegen	Director	March 30, 2012

/s/ Shaonan Xing
Shaonan Xing	Director	March 30, 2012

/s/ Qiaolian Wang
Qiaolian Wang	Director	March 30, 2012

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Resources Development Inc.

We have audited the accompanying balance sheets of China Resource Development Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011 and the period from December 6, 2010 (inception) through December 31, 2010 and the period from December 6, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from December 6, 2010 (inception) to December 31, 2010 and the period from December 6, 2010 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of the Company to continue as a going concern at December 31, 2011. Management’s plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Roseland, New Jersey

March 30, 2012

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current assets - Cash	$758	$
Deferred offering costs	386,013		60,000
Total assets	$386,771		$60,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$68,776		$40,000
Due to related party	315,574		24,139
Note payable to related party	50,000

Total current liabilities	434,350		64,139
COMMITMENTS
Stockholders’ deficit:
1,000,000 preferred shares, par value $0.001 per share, no shares issued and outstanding at December 31, 2011 and 2010
50,000,000 ordinary shares, par value $0.001 per share; 1,437,500 and 1 issued and outstanding as of December 31, 2011 and 2010	1,437
Additional paid-in capital	23,563		-
Deficit accumulated during the development stage	(72,579)		(4,139)
Total stockholders’ deficit	(47,579)		(4,139)
Total liabilities and stockholders’ deficit	$386,771		$60,000

The accompanying notes are an integral part of these financial statements.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2011		For the period from December 6, 2010 (Inception) to December 31, 2010		For the period from December 6, 2010 (Inception) to December 31, 2011

Revenue	$		$		$

Formation, operating costs, and impairment		(68,440)		(4,139)		(72,579)

Net loss applicable to ordinary shareholders		$(68,440)		(4,139)		(72,579)

Loss per ordinary share, basic and diluted		$(0.04)		$(4,139)		$(0.05)

Weighted average number of ordinary shares outstanding, basic and diluted		1,703,339		1		1,590,074

The accompanying notes are an integral part of these financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from December 6, 2010 (Inception) to December 31, 2011

					Deficit
					Accumulated
				Additional	During the	Total
	Common Stock			Paid-in	Development	Stockholders’
	Shares	Amount		Capital	Stage	Deficit
Balances, December 6, 2010 (Inception)		$		$	$	$
Ordinary share issued at $0.001 per share to initial shareholder on December 6, 2010	1
Net loss for the period			-		(4,139)	(4,139)
Balances at December 31, 2010	1				(4,139)	(4,139)
Ordinary shares issued at $0.001 per share to initial shareholders on January 6, 2011	2,156,249		2,156	22,844		25,000
Repurchase and cancellation of ordinary shares on May 31, 2011	(718,750)		(719)	719
Net loss					(68,440)	(68,440)
Balances at December 31, 2011	1,437,500		$1,437	$23,563	$(72,579)	$(47,579)

The accompanying notes are an integral part of these financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2011	For the period from December 6, 2010 (Inception) to December 31, 2010		For the period from December 6, 2010 (Inception) to December 31, 2011
Cash flows from operating activities:
Net loss	$(68,440)		$(4,139)	$(72,579)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of deferred offering costs	40,000			40,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	23,501			23,501
Net cash used in operating activities	(4,939)		(4,139)	(9,078)

Cash flows from financing activities:
Advance from related party	115,791		24,139	139,930
Proceeds from note payable to related party	25,861			25,861
Proceeds from issuance of ordinary shares to initial shareholders	25,000			25,000
Payment of deferred offering costs	(160,955)		(20,000)	(180,955)
Net cash provided by financing activities	5,697		4,139	9,836

Net increase in cash	758			758
Cash at beginning of period

Cash at end of period	$758	$		$758

Supplemental disclosure of noncash financing activities:
Accrual of deferred offering costs	$5,275		$40,000	$45,275
Deferred offering costs paid by related party	$199,783	$		$199,783
Conversion of advance from related party to note payable to related party	$24,139	$		$24,139

The accompanying notes are an integral part of these financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business Operations

China Resources Development Inc. (a corporation in the development stage) (the “Company”) was incorporated in Cayman Islands on December 6, 2010 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities (collectively the ‘‘Business Combination’’).

At December 31, 2011, the Company had neither engaged in any operations nor generated revenue to date. All activity through December 31, 2011 relates to the Company’s formation and the proposed public offering described below. The Company is considered to be in the development stage as defined in Financial Accounting Standard Board Accounting Standard Codification (‘‘ASC’’) 915, ‘‘Development Stage Enterprises’’, and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (“Proposed Offering”) (see Note 4) was declared effective on June 8, 2011. However, due to market conditions, the Company has not yet consummated the Proposed Offering. The Company will not have any operations, if at all, until the Proposed Offering is completed.

Note 2 — Liquidity and Going Concern

During the year ended December 31, 2011 and the period from December 6, 2010 (Inception) through December 31, 2010, the Company was engaged in capital raising activities. As indicated in the accompanying financial statements, at December 31, 2011 and 2010, the Company had $758 and $0 in cash, respectively, and $433,592 and $64,139 in negative working capital, respectively. During the year ended December 31, 2011 and the period from December 6, 2010 (Inception) through December 31, 2010, the Company had a net loss of $(68,440) and $(4,139), respectively, and utilized $4,939 and $4,139, respectively, in cash from operations. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2012. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

The Company continues to be dependent upon cash receipts from debt and equity financing from SSC Mandarin Investment Group Limited, a related party. Management’s plans to sustain its operations by relying on the continuing financial support from SSC Mandarin Investment Group Limited and the sale of common stock in its initial public offering. There can be no assurances that SSC Mandarin Investment Group Limited will continue to fund the working capital requirements of the Company or that the sale of common stock in its initial public offering will result in sufficient cash to fund operations at current levels, if any.

Note 3 — Summary of Significant Accounting Policies

Basis of preparation

The financial statements are prepared in United States dollars and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies – (continued)

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

Deferred offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet dates that are related to the Proposed Offering and that will be charged to shareholders’ equity upon the receipt of the Proposed Offering proceeds or charged to impairment expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $426,000 and $60,000 relating to expenses connected with the Proposed Offering as of December 31, 2011 and December 31, 2010, respectively.

These costs are reviewed periodically by management for indications of impairment. In light of the passage of time since the June 2011 declaration of effectiveness of its registration statement and its still uncompleted Proposed Offering, management has estimated that approximately $40,000 of deferred offering costs have been impaired. This estimate was primarily based upon management’s judgment of supplemental costs it expects to incur to complete the Proposed Offering given the passage of time. This impairment charge has been reflected in the accompany statements of operations for the year ended December 31, 2011.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 ‘‘Fair Value Measurements and Disclosures’’, approximates the carrying amounts presented in the accompanying balance sheets.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies – (continued)

Income taxes

There is, at present, no direct taxation in the Cayman Islands and interest, dividends, and gains payable to the Company are received free of all Cayman Islands taxes. The Company is registered as an “exempted company” pursuant to the Cayman Islands Companies Law (as amended). The Company has received an undertaking from the Governor in Cabinet of the Cayman Islands to the effect that, for a period of 20 years from such date, no law that thereafter is enacted in the Cayman Islands imposing any tax or duty to be levied on profits, income or on gains or appreciation, or any tax in the nature of estate duty or inheritance tax, will apply to any property composed in or any income arising under the Company, or to the shareholders thereof, in respect of any such property or income. As the Company proceeds with making investments in various jurisdictions, tax considerations outside the Cayman Islands may arise. Although the Company intends to pursue tax-efficient investments, it may be subject to income tax, withholding tax, capital gains tax, and other taxes imposed by tax authorities in other jurisdictions. The Company does not expect to be subject to direct taxation based on net income in the U.S. as long as it maintains its non-U.S. trade or business status. The Company does not expect to invest in any U.S. obligation that will be subject to U.S. withholding taxes.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended December 31, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Note 4 – Proposed Public Offering

The Proposed Offering calls for the Company to offer for public sale up to 5,000,000 units (‘‘Units’’) at $10.00 per unit. Each Unit consists of one ordinary share of the Company at $0.001 par value, and one redeemable ordinary share purchase warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $11.50 upon the completion of the initial Business Combination, and will expire five years from the completion of the initial Business Combination. The Warrant will be redeemable at a price of $0.01 per Warrant upon 30 days prior written notice (‘‘30-Day Notice Period’’) at any time while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given, provided that the Company has an effective registration statement under the Securities Act covering the shares issuable upon exercise of the warrants and a current prospectus relating to them is available throughout the 30-Day Notice Period and until the date of redemption. If a registration statement is not effective within a specified period following the consummation of a Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, provided that such exemption is available. If that exemption is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the foregoing, in no event will the Company be required to net cash settle the Warrants.

The Company anticipates granting the underwriters a 45-day option to purchase up to 15% of the total number of Units sold in the Proposed Offering solely to cover over-allotments, if any. A discount of 3% of gross proceeds from the offering is anticipated for underwriting fees.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

An entity controlled by the Company’s principal shareholder and director, SSC Mandarin Investment Group Limited, incurred costs on behalf of the Company for formation, operating costs and deferred offering costs for the period from December 6, 2010 (Inception) to December 31, 2010, which is included in due to related party. On January 5, 2011, the Company issued a $50,000 unsecured promissory note to SSC Mandarin Investment Group Limited, which included a conversion of the amounts previously recorded as due to related party. The note is non-interest bearing and is payable on the earlier of January 5, 2012 or the consummation of the Proposed Offering. As of December 31, 2011 and December 31, 2010, SSC Mandarin Investment Group Limited had advanced to the Company an aggregate of approximately $316,000 and $24,000, respectively, to cover operating costs and deferred offering costs.

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

Robin Lee, director and officer of the Company, and other officers of the Company have agreed to purchase in a private placement warrants simultaneously with the consummation of the Proposed Offering at an aggregate purchase price of approximately $3,000,000 from the Company and not as part of the Proposed Offering. The purchasers will agree not to transfer such warrants until the completion of a Business Combination. Management does not believe that the sale of warrants to such individuals will result in the recognition of stock-based compensation expense because management believes the warrants would be sold at or above fair value. However, the actual fair value of the warrants and any stock-based compensation will be determined on the date of issuance

The Company has entered into an agreement with Global Strategic Partners Limited (“GSPL”), an entity for which John Ambruz, a director of the Company, is the Managing Member. The agreement provides for financial advisory and coordination services related to the Proposed Offering. Costs for services provided by both GSPL and its Managing Member total approximately $50,000 and $30,000 for the period December 6, 2010 (inception) through December 31, 2011 and January 1, 2011 through December 31, 2011 and are included in deferred offering costs and accrued offering costs. Additional fees of $225,000 will be paid upon consummation of the Proposed Offering and fees of $325,000 upon consummation of a Business Combination. The Company will also reimburse GSPL for its reasonable out-of pocket expenses.

In January 2011, Robin Lee transferred a total of 912,813 ordinary shares to other parties, including 452,813 ordinary shares to GSPL and 23,000 ordinary shares to John F. Ambruz, GSPL’s Managing Member, at a purchase price of approximately $0.01 per share (or an aggregate of $10,583), the same price Mr. Lee originally paid for such shares. Mr. Lee transferred the shares to these parties, including GSPL and Mr. Ambruz, so they could participate in the equity ownership of the Company at the same price that Mr. Lee was participating without the need for the Company to issue additional shares and cause further dilution. The transfer of shares to Mr. Ambruz was made after he had agreed to serve as director of the Company. However, the transfers to Global Strategic Partners Limited and Mr. Ambruz were not in any way related to the advisory agreement with GSPL described in Note 5 above.

CHINA RESOURCES DEVELOPMENT INC.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6 — Stockholders’ Deficit

Preferred Shares

The Company is authorized to issue up to 1,000,000 shares of preferred shares, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No shares of preferred shares were issued and outstanding as of December 31, 2011 or December 31, 2010.

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

Note 7 — Subsequent Events

Management has performed an evaluation of subsequent events through March 30, 2012, the date of issuance of the financial statements. On January 5, 2012, the $50,000 unsecured promissory note matured and SSC Mandarin Investment Group Limited agreed to a conversion of the amount as due to related party. No other items require adjustment or disclosure.

