Form 10-Q
period 2012-03-31
China Resources Development Inc.
filed 2012-05-15
CIK 1510030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

     As of May 14, 2012, the registrant had 1,437,500 shares of its common stock, par value $0.001 per share, outstanding.

CHINA RESOURCES DEVELOPMENT INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, and the period December 6, 2010 (inception) through March 31, 2012 (unaudited)	4

Condensed Statements of Stockholders’ Equity (Deficit) for the period December 6, 2010 (inception) through March 31, 2012 (unaudited)	5

Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the period December 6, 2010 (inception) through March 31. 2012 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6. Exhibits	17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets - Cash	$586	$758
Deferred offering costs	386,013	386,013
Total assets	$386,599	$386,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$90,776	$68,776

Due to related party	370,584	315,574
Note payable to related party		50,000

Total current liabilities	461,360	434,350
COMMITMENTS
Stockholders’ deficit:
1,000,000 preferred shares, par value $0.001 per share authorized; no shares issued and outstanding at March 31,2012 and December 31, 2011
50,000,000 ordinary shares, par value $0.001 per share authorized; 1,437,500 ordinary shares issued and outstanding as of March 31, 2012 and December 31, 2011	1,437	1,437
Additional paid-in capital	23,563	23,563
Deficit accumulated during the development stage	(99,761)	(72,579)
Total stockholders’ deficit	(74,761)	(47,579)
Total liabilities and stockholders’ deficit	$386,599	$386,771

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended March 31, 2012		For the three month period ended March 31, 2011		For the period from December 6, 2010 (Inception) to March 31, 2012
Revenue	$		$		$

Formation, operating costs and impairment		(27,182)		(791)		(99,761)

Net loss applicable to ordinary shareholders		$(27,182)		$(791)		$(99,761)

Loss per ordinary share, basic and diluted		$(0.02)	$			$(0.06)

Weighted average number of ordinary shares outstanding, basic and diluted		1,437,500		2,036,458		1,561,268

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from December 6, 2010 (Inception) to March 31, 2012

					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development	Stockholders’
	Shares	Amount		Capital	Stage	Deficit
Balances, December 6, 2010 (Inception)		$		$	$	$
Ordinary share issued at $0.001 per share to initial shareholder on December 6, 2010	1
Net loss for the period					(4,139)	(4,139)
Balances at December 31, 2010	1				(4,139)	(4,139)
Ordinary shares issued at $0.001 per share to initial shareholders on January 6, 2011	2,156,249		2,156	22,844		25,000
Repurchase and cancellation of ordinary shares on May 31, 2011	(718,750)		(719)	719
Net loss					(68,440)	(68,440)
Balances at December 31, 2011	1,437,500		1,437	23,563	(72,579)	(47,579)
Net loss (unaudited)					(27,182)	(27,182)
Balances at March 31, 2012 (unaudited)	1,437,500		$1,437	$23,563	$(99,761)	$(74,761)

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three month period ended March 31, 2012		For the three month period ended March 31, 2011		For the period from December 6, 2010 (Inception) to March 31, 2012
Cash flows from operating activities:
Net loss		$(27,182)		$(791)	$(99,761)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of deferred offering costs					40,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		22,000		325	45,501
Net cash used in operating activities		(5,182)		(466)	(14,260)

Cash flows from financing activities:
Advance from related party		5,010		132,828	144,940
Proceeds from note payable to related party				25,861	25,861
Proceeds from issuance of ordinary shares to initial shareholders				25,000	25,000
Payment of deferred offering costs				(150,970)	(180,955)
Net cash provided by financing activities		5,010		32,719	14,846
Net increase (decrease) in cash		(172)		32,253	586
Cash at beginning of period		758
Cash at end of period		$586		$32,253	$586

Supplemental disclosure of noncash financing activities:
Accrual of deferred offering costs	$			$10,633	$45,275
Deferred offering costs paid by related party	$		$		$199,783
Conversion of advance from related party to note payable to related party	$			$24,139	$24,139

Conversion of note payable to related party to due to related party		$50,000	$		$50,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Financial Information

The accompanying condensed balance sheet as of March 31, 2012, the condensed statements of operations for the three months ended March 31, 2012 and 2011 and for the period from December 6, 2010 (Inception) through March 31, 2012, the condensed statements of stockholders’ deficit for the period from December 6, 2010 (Inception) through March 31, 2012, and the condensed statements of cash flows for the three months ended March 31, 2012 and 2011 and for the period from December 6, 2010 (Inception) through March 31, 2012 are unaudited. These unaudited condensed financial statements are prepared in United States dollars and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of China Resources Development Inc. (a corporation in the development stage) (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

Note 2 — Organization and Nature of Business Operations

The Company was incorporated in Cayman Islands on December 6, 2010 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities (collectively the ‘‘Business Combination’’).

At March 31, 2012 (unaudited), the Company had neither engaged in any operations nor generated revenue to date. All activity through March 31, 2012 (unaudited) relates to the Company’s formation and the proposed public offering described below. The Company is considered to be in the development stage as defined in Financial Accounting Standard Board Accounting Standard Codification (‘‘ASC’’) 915, ‘‘Development Stage Enterprises’’, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Proposed Offering”) (see Note 5) was declared effective on June 8, 2011.  However, due to market conditions, the Company has not yet consummated the Proposed Offering.  The Company will not have any operations, if at all, until the Proposed Offering is completed.

Note 3 – Liquidity and Going Concern

During the three months ended March 31, 2012 and the period from December 6, 2010 (Inception) through March 31, 2012, the Company was engaged in capital raising activities. As indicated in the accompanying condensed financial statements, at March 31, 2012 (unaudited) and December 31, 2011, the Company had $586 and $758 in cash, respectively, and $460,774 and $433,592 in negative working capital, respectively. During the three months ended March 31, 2012 and 2011 (unaudited) and the period from December 6, 2010 (Inception) through March 31, 2012 (unaudited), the Company had a net loss of $(27,182), $(791), and $(99,761), respectively, and utilized $5,182, $466, and $14,260, respectively, in cash from operations. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2012. No adjustment has been made in the accompanying condensed financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Note 3 – Liquidity and Going Concern – (continued)

The Company continues to be dependent upon cash receipts from debt and equity financing from SSC Mandarin Investment Group Limited (“SSCMG”), a related party. Management’s plans to sustain its operations by relying on the continuing financial support from SSCMG and the sale of common stock in its initial public offering. There can be no assurances that SSCMG will continue to fund the working capital requirements of the Company or that the sale of common stock in its initial public offering will result in sufficient cash to fund operations at current levels, if any.

Note 4 — Summary of Significant Accounting Policies

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

Deferred offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet dates that are related to the Proposed Offering and that will be charged to stockholders’ deficit upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $426,000 relating to expenses connected with the Proposed Offering as of March 31, 2012 (unaudited) and December 31, 2011.

These costs are reviewed periodically by management for indications of impairment. In light of the passage of time since the June 2011 declaration of effectiveness of its registration statement and its still uncompleted Proposed Offering, management has estimated that approximately $0, $0, and $40,000 of deferred offering costs have been impaired for the three months ended March 31, 2012 and 2011 and for the period from December 6, 2010 (Inception) to March 31, 2012, respectively. This estimate was primarily based upon management’s judgment of supplemental costs it expects to incur to complete the Proposed Offering given the passage of time. This impairment charge has been reflected in the accompanying condensed statements of operations.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 ‘‘Fair Value Measurements and Disclosures’’, approximates the carrying amounts presented in the accompanying balance sheets.

Note 4 — Summary of Significant Accounting Policies – (continued)

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 (unaudited) and December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2012 (unaudited) and December 31, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note  4 — Summary of Significant Accounting Policies – (continued)

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Geographical risk

The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

New accounting pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Note 5 – Proposed Public Offering

The registration statement for the Proposed Offering was declared effective on June 8, 2011.  However, due to market conditions, the Company has not yet consummated the Proposed Offering.  The Proposed Offering called for the Company to offer for public sale up to 5,000,000 units (‘‘Units’’) at $10.00 per unit. Each Unit consists of one ordinary share of the Company at $0.001 par value, and one redeemable ordinary share purchase warrant (‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $11.50 upon the completion of the initial Business Combination, and will expire five years from the completion of the initial Business Combination. The Warrant will be redeemable at a price of $0.01 per Warrant upon 30 days prior written notice (‘‘30-Day Notice Period’’) at any time while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given, provided that the Company has an effective registration statement under the Securities Act covering the shares issuable upon exercise of the warrants and a current prospectus relating to them is available throughout the 30-Day Notice Period and until the date of redemption. If a registration statement is not effective within a specified period following the consummation of a Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, provided that such exemption is available. If that exemption is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the foregoing, in no event will the Company be required to net cash settle the Warrants.

The Company anticipates granting the underwriters a 45-day option to purchase up to 15% of the total number of Units sold in the Proposed Offering solely to cover over-allotments, if any. A discount of 3% of gross proceeds from the offering is anticipated for underwriting fees.

Note 6 — Related Party Transactions

An entity controlled by the Company’s principal stockholder and director, SSCMG, provided preliminary funding in the amount of approximately $24,000 for formation and operating costs and deferred offering costs for the period from December 6, 2010 (Inception) to December 31, 2010, which is included in due to related party. On January 5, 2011, the Company issued a $50,000 unsecured promissory note to SSCMG, which included a conversion of the amounts previously recorded as due to related party. The note was non-interest bearing and was payable on the earlier of January 5, 2012 or the consummation of the Proposed Offering. On January 5, 2012, the note matured and SSCMG agreed to a conversion of the amount as due to related party. As of March 31, 2012 (unaudited) and December 31, 2011, SSCMG had advanced to the Company an aggregate of approximately $316,000 and $371,000, respectively, to cover operating costs and deferred offering costs.

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

The Company has entered into an advisory agreement with Global Strategic Partners Limited (“GSPL”), an entity for which John Ambruz, a director of the Company, is the Managing Member. The agreement provides for financial advisory and coordination services related to the Proposed Offering. Costs for services provided by both GSPL and its Managing Member total approximately $0, $0, and $50,000 for the three months ended March 31, 2012, and 2011 and for the period December 6, 2010 (inception) through March 31, 2012 and are included in deferred offering costs and accrued offering costs. Additional fees of $225,000 will be paid upon consummation of the Proposed Offering and fees of $325,000 upon consummation of a Business Combination. The Company will also reimburse GSPL for its reasonable out-of pocket expenses.

In January 2011, Robin Lee transferred a total of 912,813 ordinary shares to other parties, including 452,813 ordinary shares to GSPL and 23,000 ordinary shares to John F. Ambruz, GSPL’s Managing Member, at a purchase price of approximately $0.01 per share (or an aggregate of $10,583), the same price Mr. Lee originally paid for such shares. Mr. Lee transferred the shares to these parties, including GSPL and Mr. Ambruz, so they could participate in the equity ownership of the Company at the same price that Mr. Lee was participating without the need for the Company to issue additional shares and cause further dilution. The transfer of shares to Mr. Ambruz was made after he had agreed to serve as director of the Company. However, the transfers to GSPL and Mr. Ambruz were not in any way related to the advisory agreement with GSPL described above.

 Note 7 — Stockholders’ Deficit

Preferred Shares

The Company is authorized to issue up to 1,000,000 preferred shares, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued and outstanding as of March 31, 2012 or December 31, 2011.

Ordinary Shares

On December 6, 2010, in connection with the formation of the Company, the Company issued one ordinary share to Robin Lee, director and officer of the Company, for a nominal consideration. On January 6, 2011, the Company further issued 2,156,249 ordinary shares to Robin Lee for an aggregate of approximately $25,000 in cash, in a private placement.

During May 2011, the Company repurchased an aggregate of 718,750 ordinary shares from its initial stockholders for an aggregate of $0.01. The repurchase was made solely to maintain the Company’s initial stockholders’ ownership interest in the Company’s ordinary shares at 20% following a reduction in the size of the Proposed Offering. Such repurchased shares were immediately cancelled, resulting in the retirement of the treasury shares and a corresponding credit to additional paid-in capital.

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

Note 8 — Subsequent Events

Management has performed an evaluation of subsequent events through May 14, 2012, the date of issuance of the condensed financial statements. Subsequent events have been evaluated through this date, noting no additional items which require adjustment or disclosure.

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

The registration statement for our initial public offering (“Proposed Offering”) was declared effective on June 8, 2011.  However, due to market conditions, we have not yet consummated the Proposed Offering.  We will not have any operations, if at all, until the Proposed Offering is completed.

Results of Operations

For the three months ended March 31, 2012 and 2011 and the period from December 6, 2010 (inception) through March 31, 2012, we had a net loss of $27,182, $791, and $99,761, respectively. We incurred deferred offering costs of approximately $426,000 with regard to the Proposed Offering as of March 31, 2012 and December 31, 2011.

At March 31, 2012, we had neither engaged in any operations nor generated revenue to date. All activity through March 31, 2012 relates to our formation and the Proposed Offering.

Liquidity and Capital Resources

We believe that, upon consummation of the Proposed Offering, we will have sufficient available funds to operate for the next 24 months, assuming that a business combination is not consummated during that time. However, we will be dependent on loans from SSC Mandarin Investment Group Limited (“SSCMG”), an entity controlled by Robin Lee, our Chairman and Chief Executive Officer, for funds to meet our working capital needs from time to time prior to the consummation of the Proposed Offering.

We are obligated, commencing on the consummation of the Proposed Offering, to pay SSCMG a monthly fee of $10,000 for general and administrative services. We have agreed to pay Global Strategic Partners Limited (“GSPL”), an entity controlled by John F. Ambruz, a member of our board of directors, an advisory fee of an aggregate of $600,000 for assisting us with our formation and the Proposed Offering.

We have paid GSPL $50,000 of such fee and will pay GSPL an additional $225,000 of such fee upon consummation of the Proposed Offering and the remaining $325,000 of such fee upon consummation of our initial business combination.

As of March 31,2012, SSCMG has advanced an aggregate of $370,584 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf, as well as the first portion of the advisory fee payable to GSPL. The loans will be payable without interest on the consummation of the Proposed Offering. The loans will be repaid out of the proceeds of the Proposed Offering not being placed in trust. Our officers have committed to purchase warrants for a total purchase price of $3,000,000 from us. This purchase will take place on a private placement basis simultaneously with the consummation of the Proposed Offering.

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

Development stage company

The Company complies with the reporting requirements of ASC 915 ‘‘Development Stage Entities’’.

Deferred offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering”. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to shareholder’s equity upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $426,000 relating to expenses connected with the Proposed Offering as of March 31, 2012 (unaudited) and December 31, 2011.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012. The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

New accounting pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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
Date: May 15, 2012

/s/ Seng Leong Lee
Name:	Seng Leong Lee
Title:	Chairman and Chief Executive Officer

/s/ Wing Kai Ho
Name:	Wing Kai Ho
Title:	Chief Financial Officer

