Form 10-Q
period 2012-09-30
China Resources Development Inc.
filed 2012-11-19
CIK 1510030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

     As of November 16, 2012, the registrant had 1,437,500 shares of its common stock, par value $0.001 per share, outstanding.

CHINA RESOURCES DEVELOPMENT INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and the period from December 6, 2010 (inception) through September 30, 2012 (unaudited)	4

Condensed Statements of Stockholders’ Equity (Deficit) for the period from December 6, 2010 (inception) through September 30, 2012 (unaudited)	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the period from December 6, 2010 (inception) through September 30. 2012 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6. Exhibits	17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)	(I)
ASSETS
Current assets - cash	$2,031	$758
Deferred offering costs	383,938	386,013
Total assets	$385,969	$386,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$102,708	$68,776
Due to related party	387,584	315,574
Note payable to related party		50,000

Total current liabilities	490,292	434,350
COMMITMENTS
Stockholders’ deficit:
1,000,000 preferred shares, par value $0.001 per share authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011 50,000,000 ordinary shares, par value $0.001 per share authorized; 1,437,500 ordinary shares issued and outstanding as of September 30, 2012 and December 31, 2011	1,437	1,437
Additional paid-in capital	23,563	23,563
Deficit accumulated during the development stage	(129,323)	(72,579)
Total stockholders’ deficit	(104,323)	(47,579)
Total liabilities and stockholders’ deficit	$385,969	$386,771

(I)	The balance sheet at December 31, 2011 was derived from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended September 30,				For the nine month period ended September 30,				For the period from December 6, 2010 (Inception) to
	2012		2011		2012		2011		September 30, 2012
Revenue	$		$		$		$		$

Formation, operating costs and impairment		(9,069)		(3,501)		(56,744)		(6,604)	(129,323)

Net loss applicable to ordinary shareholders		(9,069)		(3,501)		(56,744)		(6,604)	(129,323)

Loss per ordinary share, basic and diluted		$(0.01)	$			$(0.04)	$		$(0.08)

Weighted average number of ordinary shares outstanding, basic and diluted		1,437,500		1,437,500		1,437,500		1,792,926	1,527,209

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from December 6, 2010 (Inception) to September 30, 2012

					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development	Stockholders’
	Shares	Amount		Capital	Stage	Deficit
Balances, December 6, 2010 (Inception)		$		$	$	$
Ordinary share issued at $0.001 per share to initial shareholder on December 6, 2010	1
Net loss for the period					(4,139)	(4,139)
Balances at December 31, 2010	1				(4,139)	(4,139)
Ordinary shares issued at $0.001 per share to initial shareholders on January 6, 2011	2,156,249		2,156	22,844		25,000
Repurchase and cancellation of ordinary shares on May 31, 2011	(718,750)		(719)	719
Net loss					(68,440)	(68,440)
Balances at December 31, 2011	1,437,500		1,437	23,563	(72,579)	(47,579)
Net loss (unaudited)					(56,744)	(56,744)
Balances at September 30, 2012 (unaudited)	1,437,500		$1,437	$23,563	$(129,323)	$(104,323)

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine month period ended September 30, 2012		For the nine month period ended September 30, 2011		For the period from December 6, 2010 (Inception) to September 30, 2012
Cash flows from operating activities:
Net loss		$(56,744)		$(6,604)	$(129,323)

Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of deferred offering costs					40,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		33,932		3,501	57,433
Net cash used in operating activities		(22,812)		(3,103)	(31,890)

Cash flows from financing activities:
Advance from related party		22,010		89,862	161,940
Proceeds from note payable to related party				25,861	25,861
Proceeds from issuance of ordinary shares to initial shareholders				25,000	25,000

Refund of deferred offering costs		2,075			2,075
Payment of deferred offering costs				(136,816)	(180,955)
Net cash provided by financing activities		24,085		3,907	33,921

Net increase (decrease) in cash		1,273		804	2,031
Cash at beginning of period		758

Cash at end of period		$2,031		$804	$2,031

Supplemental disclosure of noncash financing activities:
Payable and accrual of deferred offering costs	$			$37,654	$45,275
Deferred offering costs paid by related party	$			$167,404	$199,783
Conversion of advance from related party to note payable to related party	$			$24,139	$24,139
Conversion of note payable to related party to due to related party		$50,000	$		$50,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA RESOURCES DEVELOPMENT INC.

(a Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Financial Information

The accompanying condensed balance sheet as of September 30, 2012, the condensed statements of operations for the three and nine months ended September 30, 2012 and 2011, and for the period from December 6, 2010 (Inception) through September 30, 2012, the condensed statements of stockholders’ deficit for the period from December 6, 2010 (Inception) through September 30, 2012, and the condensed statements of cash flows for the nine months ended September 30, 2012 and 2011, and for the period from December 6, 2010 (Inception) through September 30, 2012 are unaudited. These unaudited condensed financial statements are prepared in United States dollars and have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of China Resources Development Inc. (a corporation in the development stage) (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2011, which are included in Form 10-K filed with the SEC in April 2012.

Note 2 — Organization and Nature of Business Operations

The Company was incorporated in Cayman Islands on December 6, 2010 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination or contractual arrangement, with one or more businesses or entities (collectively the ‘‘Business Combination’’).

At September 30, 2012 (unaudited), the Company had neither engaged in any operations nor generated revenue to date. All activity through September 30, 2012 (unaudited) relates to the Company’s formation and the proposed public offering described below. The Company is considered to be in the development stage as defined in Financial Accounting Standard Board Accounting Standard Codification (‘‘ASC’’) 915, ‘‘Development Stage Enterprises’’, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Proposed Offering”) (see Note 5) was declared effective on June 8, 2011.  However, due to market conditions, the Company has not yet consummated the Proposed Offering.  The Company will not have any operations, if at all, until the Proposed Offering is completed.

Note 3 – Liquidity and Going Concern

During the nine months ended September 30, 2012 and the period from December 6, 2010 (Inception) through September 30, 2012, the Company was engaged in capital raising activities. As indicated in the accompanying condensed financial statements, at September 30, 2012 (unaudited) and December 31, 2011, the Company had $2,031 and $758 in cash, respectively, and $488,261 and $433,592 in negative working capital, respectively. During the nine months ended September 30, 2012 and the period from December 6, 2010 (Inception) through September 30, 2012 (unaudited), the Company had a net loss of $(56,744) and $(129,323) respectively, and utilized $22,812 and $31,890 respectively, in cash from operations. During the three months ended September 30, 2012 (unaudited), the Company had a net loss of $(9,069). These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2012. No adjustment has been made in the accompanying condensed financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Deferred offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A ‘‘Expenses of Offering’’. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet dates that are related to the Proposed Offering and that will be charged to stockholders’ deficit upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $424,000 and $426,000 relating to expenses connected with the Proposed Offering as of September 30, 2012 (unaudited) and December 31, 2011, respectively. These costs are reviewed periodically by management for indications of impairment. In light of the passage of time since the June 2011 declaration of effectiveness of its registration statement and its still uncompleted Proposed Offering, management has estimated that approximately $0, $0 and $40,000 of deferred offering costs have been impaired for the nine months ended September 30, 2012 and 2011 and for the period from December 6, 2010 (Inception) to September 30, 2012 (unaudited), respectively. This estimate was primarily based upon management’s judgment of supplemental costs it expects to incur to complete the Proposed Offering given the passage of time. This impairment charge has been reflected in the accompanying condensed statements of operations. Net deferred offering costs balances after the impairment charge were approximately $384,000 and $386,000 as of September 30, 2012 and December 31, 2011, respectively.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 (unaudited) and December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2012 (unaudited) and December 31, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 6 — Related Party Transactions

An entity controlled by the Company’s principal stockholder and director, SSCMG, provided preliminary funding in the amount of approximately $24,000 for formation and operating costs and deferred offering costs for the period from December 6, 2010 (Inception) to December 31, 2010, which is included in due to related party. On January 5, 2011, the Company issued a $50,000 unsecured promissory note to SSCMG, which included a conversion of the amounts previously recorded as due to related party. The note was non-interest bearing and was payable on the earlier of January 5, 2012 or the consummation of the Proposed Offering. On January 5, 2012, the note matured and SSCMG agreed to a conversion of the amount as due to related party. As of September 30, 2012 (unaudited) and December 31, 2011, SSCMG had advanced to the Company an aggregate of approximately $388,000 and $316,000, respectively, to cover operating costs and deferred offering costs.

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

The Company has entered into an advisory agreement with Global Strategic Partners Limited (“GSPL”), an entity for which John Ambruz, a director of the Company, is the Managing Member. The agreement provides for financial advisory and coordination services related to the Proposed Offering. Costs for services provided by both GSPL and its Managing Member total approximately $0, $50,000 and $50,000 for the nine months ended September 30, 2012 and 2011, and for the period December 6, 2010 (inception) through September 30, 2012 respectively, and are included in deferred offering costs and accrued offering costs. Additional fees of $225,000 will be paid upon consummation of the Proposed Offering and fees of $325,000 upon consummation of a Business Combination. The Company will also reimburse GSPL for its reasonable out-of pocket expenses.

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

 Note 7 — Stockholders’ Deficit

Preferred Shares

The Company is authorized to issue up to 1,000,000 preferred shares, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued and outstanding as of September 30, 2012 or December 31, 2011.

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

Note 8 — Subsequent Events

Management has performed an evaluation of subsequent events through November 19, 2012, the date of issuance of the condensed financial statements. Subsequent events have been evaluated through this date, noting no additional items which require adjustment or disclosure.

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

Results of Operations

For the nine months ended September 30, 2012 and 2011 and the period from December 6, 2010 (inception) through September 30, 2012, we had a net loss of $56,744, $6,604 and $129,323, respectively. We incurred deferred offering costs of approximately $424,000 and $426,000 with regard to the Proposed Offering as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, we had neither engaged in any operations nor generated revenue to date. All activity through September 30, 2012 relates to our formation and the Proposed Offering.

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

As of September 30, 2012, SSCMG has advanced an aggregate of $387,584 to us, on a non-interest bearing basis, for payment of operating and offering expenses on our behalf, as well as the first portion of the advisory fee payable to GSPL. The loans will be payable without interest on the consummation of the Proposed Offering. The loans will be repaid out of the proceeds of the Proposed Offering not being placed in trust. Our officers have committed to purchase warrants for a total purchase price of $3,000,000 from us. This purchase will take place on a private placement basis simultaneously with the consummation of the Proposed Offering.

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

Development stage company

The Company complies with the reporting requirements of ASC 915 ‘‘Development Stage Entities’’.

Deferred offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering”. Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to shareholder’s equity upon the receipt of the Proposed Offering proceeds or charged to expense if the Proposed Offering is not completed. The Company had incurred deferred offering costs of approximately $424,000 and $426,000 relating to expenses connected with the Proposed Offering as of September 30, 2012 (unaudited) and December 31, 2011, respectively.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. Derecognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011. The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the three and nine months ended September 30, 2012 and 2011 and for the period from December 6, 2010 (inception) through September 30, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The proceeds from the issuance of the securities described above have been used to pay the Company’s expenses relating to the Proposed Offering.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RESOURCES DEVELOPMENT INC.
Date: November 19, 2012

/s/ Seng Leong Lee
Name:	Seng Leong Lee
Title:	Chairman and Chief Executive Officer

/s/ Wing Kai Ho
Name:	Wing Kai Ho
Title:	Chief Financial Officer

